Form 10-K
BEAR STEARNS AS BCK SEC TR 2001-AC1 AS-BCK CER SER 2001-AC1
filed 2003-03-31
CIK 1158443

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2002

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-56242-02


        Bear Stearns Asset Backed Securities Trust
        Asset-Backed Certificates
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

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2002, the number of holders of record for each class of Certificate were as follows:


             Class I-A2                        4
             Class I-A3                        1
             Class I-A4                        6
             Class I-A5                        1
             Class II-A                        1
             Class A-IO                        1
             Class B                           1
             Class B-IO                        1
             Class M-1                         1
             Class M-2                         1
             Class P                           1
             Class R-1                         1
             Class R-2                         1
             Class R-3                         1

             Total:                           22


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


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Controls and Procedures.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) CitiMortgage Inc. (MO), as Servicer <F1>
       b) EMC Mortgage Corp, as Servicer <F2>
       c) National City Mortgage Co, as Servicer <F2>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) CitiMortgage Inc. (MO), as Servicer <F1>
       b) EMC Mortgage Corp, as Servicer <F2>
       c) National City Mortgage Co, as Servicer <F2>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) CitiMortgage Inc. (MO), as Servicer <F1>
       b) EMC Mortgage Corp, as Servicer <F2>
       c) National City Mortgage Co, as Servicer <F2>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b) On November 07, 2002, December 06, 2002, and January 09, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Such document (i) is not filed herewith since such document was not received by the reporting person at least three business days prior to the due date covered by this report, and (ii) will be included in an amendment to this report on Form 10-K/A to be filed within 30 days of the Reporting Person's receipt of such document.

  <F2> Filed Herewith.




                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Bear Stearns Asset Backed Securities Trust
    Asset-Backed Certificates
    Series 2001-AC1 Trust
    (Registrant)



  Signed:   Bear Sterns Asset Backed Securities Inc., as Depositor


  By:   Jeffrey Mayer, President

  By: /s/  Jeffrey Mayer

  Dated: March 31, 2003

  Sarbanes-Oxley Certification


I, Jeffrey Mayer, certify that:


1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Bear Stearns Asset Backed Securities Trust Asset-Backed Certificates Series 2001-AC1 Trust;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Cendant Mortgage Corporation, as Servicer, EMC Mortgage Corporation, as Servicer, National City Mortgage Co., as Servicer and Wells Fargo Bank Minnesota, N.A., as Master Servicer.


      Date: March 31, 2003


      /s/ Jeffrey Mayer
      Signature


      President
      Title






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

Ex-99.1 (b)

Deloitte
& Touche    (logo)

Deloitte & Touche
750 College Road East
3rd Floor
Princeton, New Jersey 08540

Tel: (609) 514-3600
Fax: (609) 514-3603
www.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT

Board of Directors and Stockholder
EMC Mortgage Corporation

We have examined the accompanying management assertion that EMC Mortgage Corporation (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies Inc.) complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended November 30, 2002.
Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's compliance based on our examination.

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

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended November 30, 2002 is fairly stated, in all material respects.

/s/ Deloitte & Touche LLP

January 15, 2003



Deloitte
Touche
Tohmatsu       (logo)

Ex-99.1 (c)

ERNST & YOUNG   (logo)

Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115-1405

Phone: (216) 861-5000
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
National City Mortgage Co.

We have examined management's assertion, included in the accompanying Report of Management, that National City Mortgage Co. (NCM) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) for the year ended December 31, 2002. Management is responsible for NCM's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

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

In our opinion, management's assertion, that NCM complied with the aforementioned requirements for the year ended December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association and NCM's private investors and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

February 24, 2002

A Member Practice of Ernst & Young Global


Ex-99.2 (b)

EMC
Mortgage Corporation       (logo)

January 15, 2003

As of and for the year ended November 30, 2002, EMC Mortgage Corporation (the "Company") (a wholly owned subsidiary of The Bear Stearns Companies, Inc.), has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers.

As of November 30, 2002 and for the year then ended, the company had in effect a fidelity bond in the amount of $200,000,000, and errors and omissions liability coverage in the amount of $10,000,000 on any individual mortgage impairment claim.

/s/ Ralene Ruyle
Ralane Ruyle, President

/s/ Beverly A. Sibblies
Beveryly A. Sibblies, Executive Vice President

/s/ Scott D. Samlin
Scott D. Samlin, Senior Vice President



Two MacArthur Ridge, 909 Hidden Ridge Drive, Suite 200, Irving Texas 75038 Mailing Address: P.O. Box 141358 Irving, Texas 75014-1358


Member
Mortgage Bankers
Association of America        (logo)

Ex-99.2 (c)

National City
Mortgage        (logo)

National City Mortgage Co.
3232 Newmark Drive * Miamisburg, Ohio 45342
Telephone (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Management's Assertion on Compliance with Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report on Management

We, as members of management of National City Mortgage Co. (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation
Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, NCM had in effect a fidelity bond policy in the amount of $50 million and an errors and omissions policy in the amount of $40 million.

/s/ Charles Abourezk
Charles Abourezk, Senior Vice President

February 24, 2003



No one Cares More!

Ex-99.3 (b)

EMC
Mortgage Corporation (logo)


Officer's Certificate

BSABS 2001-AC1


I, Sue Stepanek, Executive Vice President of EMC Mortgage Corporation, do hereby certify to the Company, that with respect to the period ending November 30, 2002, a review of the activities of EMC Mortgage Corporation and it's performance during the past fiscal year under the above referenced Pooling and Servicing Agreement has been made under my supervision. To the best of my knowledge, based on such review, "EMC" has performed and fulfilled its duties, responsibilities and obligations in all material respects with the terms and provisions under its Servicing Agreement throughout such year, or, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to such Servicing Officer the nature and status thereof has been reported to the Company.

/s/ Sue Stepanek
Sue Stepanek, Executive Vice President


Date


Two MacArthur Ridge 909 Hidden Ridge Drive, Suite 200 Irving, TX 75067


Ex-99.3 (c)

National City
Mortgage            (logo)

National City Mortgage Co.
3232 Newmark Drive * Miamisburg, Ohio 45342
Telephone (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Wells Fargo Bank Minnesota NA
Attn: Dionne Waldron, Master Servicing
9062 Old Annapolis Road
Columbia, Maryland 21045

RE: Officer's Certification-National City Mortgage

Dear Master Servicer:

The undersigned Officer certifies the following for the 2002 fiscal year;

a. I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota NA;

b. I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

c. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/ Servicer Guide are in full force and effect;

d.  All premiums for each Hazard Insurance Policy, Flood Insurance Policy
    (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

e. All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota NA;

f.  All custodial accounts have been reconciled and are properly funded; and

g. All annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:
/s/ Mary Beth Criswell
Mary Beth Criswell

Vice President
Title

March 11, 2003
Date


  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   I-A1                          306,531.46        31,768,819.27                0.00                      0.00
   I-A2                        2,199,580.18        14,413,453.53                0.00             25,642,546.47
   I-A3                        1,022,794.48                 0.00                0.00             16,107,000.00
   I-A4                        1,683,945.00                 0.00                0.00             24,405,000.00
   I-A5                          971,360.19                 0.00                0.00             13,250,000.00
   II-A                        4,653,580.34        48,834,050.36                0.00             37,359,084.67
   A-IO                        1,935,999.96                 0.00                0.00                      0.00
   B                             211,749.96                 0.00                0.00              3,025,000.00
   B-IO                        2,045,452.04                 0.00                0.00                605,159.64
   M-1                           331,608.48                 0.00                0.00              4,841,000.00
   M-2                           296,520.00                 0.00                0.00              4,236,000.00
   P                              70,064.39                 0.00                0.00                    100.00
   R-1                                 0.00                 0.00                0.00                      0.00
   R-2                                 0.00                 0.00                0.00                      0.00
   R-3                                 0.00                 0.00                0.00                      0.00